Form 10-Q
period 2009-09-30
Global Cooling Technologies Corp.
filed 2009-11-16
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-160366

GLOBAL COOLING TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 North Curry Street
Carson City, Nevada 89703
(Address of principal executive offices, zip code)

(702) 967-0698
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2009, there were 209,999 shares of common stock, $0.00001 par value per share, outstanding, Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer    ☐      Smaller reporting company   ☒
(Do not check if a smaller reporting company)

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Cooling Technologies Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by David Rendina, the Company’s President and Chief Executive Officer, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$4,440	$7,125
Total current assets	4,440	7,125
Total assets	$4,440	$7,125

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$785	$-
Due to related party	330	330
Convertible note due to related party	15,620	15,153
Total current liabilities	16,735	15,483
Total Liabilities	16,735	15,483

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 25,000,000 shares authorized of $0.00001 par value; 0 issued and outstanding as of September 30, 2009 and June 30, 2009	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value; 43,333 and 10,000 shares issued and outstanding as of September 30,2009 and June 30, 2009	-	-
Additional paid-in capital	3,333	-
Accumulated deficit during development stage	(15,628)	(8,358)
Total shareholders' equity (deficit)	(12,295)	(8,358)
Total liabilities and shareholders' equity (deficit)	$4,440	$7,125

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,				Period from July 3, 2008 (Inception) to September
	2009		2008			30, 2009

General and administrative expenses:	$		$		$
Consulting and professional fees		5,000		5,000		12,500
Other general & administrative expenses		1,803		330		2,508
Total general and administrative expenses		6,803		5,330		15,008

Other income (expenses)
Interest expense		(467)		-		(620)
Total other income (expenses)		(467)		-		(620)

Net loss		$(7,270)		$(5,330)		$(15,628)

Loss per common share:
Basic and diluted		$(0.47)		$(0.56)

Weighted average common shares outstanding:
Basic and diluted		15,435		9,438

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

		Common	Additional	Accumulated deficit during
	Common	stock	paid-in	Development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	10,000	-	-	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	10,000			(8,358)	(8,358)

Shares issued for cash	33,333	-	3,333	-	3,333

Net loss, June 30, 2009	-	-	-	(7,270)	(7,270)

Balance, September 30, 2009	43,333	$-	$3,333	$(15,628)	$(12,295)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		Period from July 3, 2008 (Inception) to September
	2009	2008	30, 2009

Cash flows from operating activities:
Net loss	$(7,270)	$(5,330)	$(15,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	467	-	620
Changes in operating assets and liabilities:
Increase in accounts payable	785	-	785
Net cash (used in) operating activities	(6,018)	(5,330)	(14,223)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	3,333	-	3,333
Borrowings from related party	-	5,330	15,330
Net cash provided by financing activities	3,333	5,330	18,663

Net increase (decrease) in cash	(2,685)	-	4,440
Cash, beginning of the period	7,125	-	-
Cash, end of the period	$4,440	$-	$4,440

Supplement cash folw information and non cash financing activities
Cash paid for
Interest	$-	$-	$-
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2009

1.	Condensed financial statements

The accompanying September 30, 2009 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.	Organization

Global Cooling Technologies Corp. (the “Company”) was incorporated in the State of Nevada on July 3, 2008 and established a fiscal year end of June 30.  It is a development-stage Company.

3.	Convertible note due to related party

As of September 30, 2009, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$15,000	$-	$620	$15,620

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our Chairman, President, Chief Executive Officer and Secretary and sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with FASB Emerging Issue Task Force (“EITF”) No 00-27.  In addition, Mr. Rendina directly paid a $330 Company expense.  The Company has accrued interest of $620 at September 30, 2009.

4.	Related party transaction

David Rendina has served as President, Chief Executive Officer, and Secretary of our company from July 3, 2008 (inception) to the current date.  On July 8, 2008, the pursuant to a Stock Subscription Agreement Mr. Rendina agreed to act as our President and Chief Executive Officer for a term of one year beginning July 8, 2008, in exchange for 10,000 shares of the Company’s Common Stock.

On September 15, 2009, pursuant to a Stock Subscription Agreement Mr. Rendina purchased 33,333 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $3,333.

As of September 30, 2009, 100% of the Company’s Common Stock is held by Mr. Rendina.  Subsequently, in October (see Note 7) 166,667 shares of the Company’s common Stock were issued to other individuals for cash consideration reducing Mr. Rendina’s ownership to 20.6% of the then issued and outstanding shares of common stock.

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2009

5.	Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing from our Form S-1 registration statement filed with the SEC and effective on September 8, 2009 (the “Form S-1 Registration Statement”) and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company has funded its initial operations by way of loans from Mr. Rendina its President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors.  Mr. Rendina has verbally committed to advancing certain operating costs of the Company if no other proceeds are obtained by the Company.  However, there is no contract in place or written agreement securing this understanding with Mr. Rendina.

The Company plans to raise additional funds through debt or equity offerings.  The current plan includes the sale of 1,000,000 shares at $0.10 per share based on the Company’s Form S-1 Registration Statement.

There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

6.	Stock Issuances

On September 15, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors, 33,333 shares of the Company’s Common Stock at $0.10 per shares for cash consideration of $3,333.  The shares were pursuant to the Company’s Form S-1 Registration Statement.

7.	Subsequent events

On October 7, 2009, pursuant to the terms of two stock subscription agreements, the Company issued to James and Victoria Bickel 33,333 shares and Jeffrey E Bickel 33,333 shares of the Company’s Common Stock at $0.10 per shares for cash consideration aggregating $6,667.  The shares were pursuant to the Company’s Form S-1 Registration Statement.

On October 19, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to the Villanueva Living Trust 100,000 restricted shares of the Company’s Common Stock at $0.10 per share for cash consideration of $10,000.  The shares were pursuant to the Company’s Form S-1 Registration Statement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Global Cooling Technologies Corp., (A Development Stage Company) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2009 audited financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Global Cooling Technologies Corp. (“Company”) was incorporated in the State of Nevada on July 3, 2008 and established a fiscal year end of June 30.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing from our Form S-1 registration statement filed with the SEC and effective on September 8, 2009 (the “Form S-1 Registration Statement”) and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company has funded its initial operations by way of loans from Mr. Rendina its President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors.  Mr. Rendina has verbally committed to advancing certain operating costs of the Company if no other proceeds are obtained by the Company.  However, there is no contract in place or written agreement securing this understanding with Mr. Rendina.

The Company plans to raise additional funds through debt or equity offerings.  The current plan includes the sale of 1,000,000 shares at $0.10 per share based on the Company’s Form S-1 Registration Statement.

There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, and June 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Convertible Debt

In accordance with the provisions of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Uncertain Tax Positions

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective in the Company’s fiscal year ended June 30, 2008 and did not have a material effect on the Company's consolidated financial statements.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.”  This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Basic and Diluted Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2009, general and administrative expenses, which includes consulting and professional fees, were $6,803 compared to $5,330 for the three months ended September 30, 2008, an increase of $1,473 or 27.6%.  The increase in total general and administrative expenses was primarily attributable to cost associated with the Company’s Form S-1 registration statement.

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $467 for three months ended September 30, 2009 as compared to a net expense of zero for the three months ended September 30, 2008.  The increase in net expense is attributed to the accrual of interest expense on the May 29, 2009 convertible note due to related party.

OVERALL

We reported a net loss for the three months ended September 30, 2009 of $7,270 compared to a net loss for the three months ended September 30, 2008 of $5,330.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.47 for the three months ended September 30, 2009 and $0.56 for the three months ended September 30, 2008 based on 15,435 and 9,438 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the advance of funds by Mr. Rendina, Rendina, our Chairman, President, Chief Executive Officer and Secretary, a related party and the sale of equity securities.  Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our company we may be limited to (i) the sale of the Company’s Common Stock or the issuance of convertible notes, (ii) other debt instruments, or (iii) additional advances of funds from Mr. Rendina.  Mr. Rendina is under no obligation to advance additional funds to the Company.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the quarters ended September 30, 2009 and 2008 cash used in our operating activities was $6,018 and $5,330, respectively.  We funded our operating activities during the three months ended September 30, 2009 with cash reserves in addition to the following resources and during the three months ended September 30, 2008 with the following resources:

	September 30,	September 30,
	2009	2008

Proceeds from related party	$-	$5,330
Proceeds from stock issuances	3,333	-
Total	$3,333	$5,330

At September 30, 2009, we had a cash balance of $4,440 compared to $7,125 at June 30, 2009, a decrease of $2,685.  At September 30, 2009, our working capital deficit was $12,295 as compared to $8,358 at June 30, 2009.  Our current assets consist only of cash.

Our current liabilities consisted primarily of $15,950 due to Mr. Rendina and $785 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending June 30, 2010.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Plan of Operation

Our cash balance is $4,440 as of September 30, 2009.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We have been utilizing and may utilize funds from David Rendina, our Chairman, President and Chief Executive Officer, and Secretary, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees.  Mr. Rendina, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to achieve our business plan goals, we will need the funding from this offering and substantial additional funding. We are a development stage company and have generated no revenue to date.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

Our plan of operation for the twelve months following the date of this prospectus is to conduct further research on real and intangible properties that may be available for acquisition, retain personnel with the required skills and develop our financial models. Total expenditures over the next 12 months are therefore expected to exceed the sum of both our cash on hand and amount to be raised in this offering.  If we experience such a shortage of funds prior to funding during the next 12 months, we may utilize funds from David Rendina, our sole officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  We will require the funds from this offering to proceed.

If we are successful in raising the funds from this offering, we plan to commence activities to raise the funds required for the development program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities of the development program.  We plan to raise additional funding for development by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

Since we are a development stage company, any estimates by management are negligible at this time as actual project costs would likely exceed any such estimates.  To date, we have not commenced with any activities or operations of any phase of our development program.

Our plan of operation is divided into four phases, as follows: (I) retain, on a consulting basis, engineers to conduct technical and economic feasibility studies of sites for construction of the first GHG technology support facility, (II) negotiate an option to purchase agreement and exercise the option with a suitable real property owner or technology developer,  retain, on a consulting basis, engineers to design the first GHG reduction support facility and request for proposals from subcontractors and equipment manufacturers for the construction of the first GHG reduction plant, and (III) construct a GHG reduction support facility.  We have begun discussions with an engineering firm to engage in technical and economic feasibility studies but have not yet commenced any other operations or activities.

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to develop our business models, and conduct technical and economic feasibility studies of sites for construction of the first facility, and available intellectual property, and (ii) complete Phase II of our program, which is to negotiate and enter into a purchase agreement with a real property owner and/or an intellectual property purchase agreement with a technology development company, complete detailed engineering plans for the GHG technology demonstration facility and develop contracts, agreements and licenses based on our business models . In addition to the $8,500,000 we anticipate spending for Phase I and II for the development program as outlined below, we anticipate spending an additional $500,000 on professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phase I and II of our development program.  Total expenditures over the next 12 months are therefore expected to be approximately $9,000,000 - $100,000 of which is the amount to be raised in this offering.  If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from David Rendina, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  We will require the funds from this offering to proceed.

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $2,900,000 cash funds from the sale of equity and $6,000,000 in debt required for Phase II of the development program in fall 2009.  We expect that fundraising for this phase to take 30-90 days to complete and an additional 9 to 12 months for engineers, lawyers, accountants, and property development experts to conduct detailed technical and economic studies related to the intangible property and/or sites for construction of the first GHG facility.  We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program.

The above program costs are management’s estimates and the actual project costs may exceed our estimates.  To date, we have not commenced with any activities or operations of any Phase of our development program.

Following Phase I of the development program, if it proves successful, in that engineers successfully conduct technical and economic feasibility studies on prospective IP and/or of sites for construction of first GHG facility, we intend, subject to financing, to proceed with Phase II of our development program. In Phase II we will negotiate and enter into terms of an option to purchase agreement to purchase real/and or intangible property identified in Phase I. Provided that the conditions of the option agreement can be met, we will exercise our option to purchase the property. Subsequent to our purchase we will complete detailed property development plans.  The estimated cost of Phase II is $8,900,000 and is anticipated take approximately 12 months to complete.  As with Phase I, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase II of our development program.  We plan to raise the additional funding for Phase II by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

Following Phase II of the development program, if it proves successful, in that we successfully purchase selected real and/or intangible property, and complete the planned engineering and business development activities we intend to proceed with Phase III of our development program if we are able to raise the funds necessary.  Phase III is to complete construction of a GHG reducing technology demonstration facility and demonstrate a technology that produces low GHG emissions. The estimated cost of Phase III is $30,500,000 and is estimated to take approximately 18 months to 2 years to complete.  As with Phases I and II, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase III of the development program, and we have no current plans on how to raise the additional funding.

We anticipate commencing Phase I of our program in September 2009. We will begin Phase II of our development program in January 2010, depending on whether Phase I program proves successful in establishing the technical and economic feasibility studies of the real and/or intangible property.  Subject to financing, we anticipate commencing Phase III of our development program in 2011, depending on whether Phase II program proves successful in property purchase.  As with Phases I and II, we will require additional funding to proceed with Phase III and we have no current plans on how to raise the additional funding.

 DEVELOPMENT PROGRAM AND ESTIMATED COST

Phase	Development Program	Cost	Status

Phase I	Technical and economic feasibility studies for prospective IP and of sites for construction of first GHG technology demonstration facility.	$100,000	Expected to be completed in January 2010 (dependent on consulting engineer’s schedule)

Phase II	Negotiate and enter into property purchase agreement, and complete detailed engineering and business development plans.	$8,900,000	Expected to be completed in January 2011

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of demonstration facility and pre-commercial demonstration of GHG reduction technology.	$30,500,000	Expected to be completed by Spring 2012

Subsequent Events

On October 7, 2009, pursuant to the terms of two stock subscription agreements, the Company issued to one person 33,333 shares and a second person 33,333 shares of the Company’s Common Stock at $0.10 per shares for cash consideration aggregating $6,667.  The shares were offered and sold pursuant to the Company’s Form S-1 Registration Statement.

On October 19, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to one person 100,000 restricted shares of the Company’s Common Stock at $0.10 per share for cash consideration of $10,000.  The shares were offered and sold pursuant to the Company’s Form S-1 Registration Statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Effective November 16, 2009, Thomas E. Puzzo consented to an appointment as a Director of the Company, for a term of 12 months.

Mr. Puzzo is a practicing lawyer, at his own firm, based in Seattle, Washington.  Mr. Puzzo’s law practice focuses on securities regulation and corporate finance.  He has represented numerous companies in raising capital via public and private offerings of debt and equity securities, and counseled public companies in connection with their ongoing reporting and other obligations.  He has also represented underwriters in public offerings, broker-dealers in placing private offerings and venture capital funds and other investors in non-public investment transactions.  He has counseled clients regarding compliance with various aspects of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002 and related regulations.  Mr. Puzzo also has extensive experience in counseling public companies on maintaining compliance with Nasdaq and New York Stock Exchange and NYSE Amex rules and Over-the-Counter Bulletin Board eligibility requirements. Additionally, Mr. Puzzo has represented established and emerging businesses with respect to intellectual property transfers and protection, primarily in the areas of mergers, acquisitions, the employer-employee relationship, and development, OEM and software license agreements.  Mr. Puzzo received his B.A. from the Evergreen State College in 1989.  From 1989 to 1991, he attended the University of Leiden in The Netherlands, where he studied Philosophy and received a Propaedeutic Degree in Dutch.  Mr. Puzzo received his J.D. from Seattle University in 1997.

Mr. Puzzo also acts as counsel to the Company, and Mr. Puzzo’s law firm bills the Company for Mr. Puzzo’s services rendered to the Company.  Mr. Puzzo does not have any other agreement, arrangement or interested transaction with the Company.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL COOLING TECHNOLOGIES CORP.
(Name of Registrant)

Date: November 16, 2009	By:	/s/ David Rendina
Name: David Rendina
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.