Form 10-Q
period 2009-12-31
Global Cooling Technologies Corp.
filed 2010-02-16
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-160366

GLOBAL COOLING TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2009, there were 409,999 shares of common stock, $0.00001 par value per share, outstanding,

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
FOR THE PERIOD ENDED DECEMBER 31, 2009

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$35,329	$7,125
Total current assets	35,329	7,125
Total assets	$35,329	$7,125

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,443	$-
Convertible note due to related party	16,437	15,483
Total current liabilities	18,880	15,483
Total Liabilities	18,880	15,483

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 25,000,000 shares authorized of $0.00001 par value;
0 issued and outstanding as of December 31, 2009 and June 30, 2009	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value;
409,999 and 10,000 shares issued and outstanding as of December 31,
2009 and June 30, 2009	4	-
Additional paid-in capital	39,996	-
Accumulated deficit during development stage	(23,551)	(8,358)
Total shareholders' equity (deficit)	16,449	(8,358)
Total liabilities and shareholders' equity (deficit)	$35,329	$7,125

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three months Ended December 31,
	2009		2008

General and administrative expenses:	$		$
Consulting and professional fees		6,500		-
Other general & administrative expenses		936		-
Total general and administrative expenses		7,436		-

Other income (expenses)
Interest expense		(487)		-
Total other income (expenses)		(487)		-

Net loss		$(7,923)		$-

Loss per common share:
Basic and diluted		$(0.02)		$0.00

Weighted average common shares outstanding:
Basic and diluted		334,275		10,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Six Months Ended December 31,				Period from July 3, 2008 (Inception) to December
	2009		2008		31, 2009

General and administrative expenses:	$		$		$
Consulting and professional fees		11,500		5,000	19,000
Other general & administrative expenses		2,739		330	3,444
Total general and administrative expenses		14,239		5,330	22,444

Other income (expenses)
Interest expense		(954)		-	(1,107)
Total other income (expenses)		(954)		-	(1,107)

Net loss		$(15,193)		$(5,330)	$(23,551)

Loss per common share:
Basic and diluted		$(0.09)		$(0.55)

Weighted average common shares outstanding:
Basic and diluted		174,854		9,724

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

				Accumulated
		Common	Additional	deficit
	Common	stock	paid-in	during
	stock	amount	capital	development stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	10,000	-	-	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	10,000			(8,358)	(8,358)

Shares issued for cash	399,999	4	39,996	-	40,000

Net loss, December 31, 2009	-	-	-	(15,193)	(15,193)

Balance, December 31, 2009	409,999	$4	$39,996	$(23,551)	$(16,449)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,		Period from July 3, 2008 (Inception) to December
	2009	2008	31, 2009

Cash flows from operating activities:
Net loss	$(15,193)	$(5,330)	$(23,551)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	954	-	1,107
Changes in operating assets and liabilities:
Increase in accounts payable	2,443	-	2,443
Net cash (used in) operating activities	(11,796)	(5,330)	(20,001)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	40,000	-	40,000
Borrowings from related party	-	5,330	15,330
Net cash provided by financing activities	40,000	5,330	55,330

Net increase (decrease) in cash	28,204	-	35,329
Cash, beginning of the period	7,125	-	-
Cash, end of the period	$35,329	$-	$35,329

Supplement cash fowl information and non cash financing activities
Cash paid for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of December 31, 2009

1.      Condensed financial statements

The accompanying December 31, 2009 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and 2008 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.      Organization

Global Cooling Technologies Corp. (“Company”) was incorporated in the State of Nevada as a for-profit Company on July 3, 2008 and established a fiscal year end of June 30.  It is a development-stage Company.

3.      Convertible note due to related party

As of December 31, 2009, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$15,330	$-	$1,107	$16,437

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our Chairman, President, Chief Executive Officer and Secretary and sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with FASB Emerging Issue Task Force (“EITF”) No 00-27.  In addition, Mr. Rendina directly paid a $330 Company expense.  The Company has accrued interest of $1,107 at December 31, 2009.

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

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of December 31, 2009

As of September 30, 2009, 100% of the Company’s Common Stock is held by Mr. Rendina.  Subsequently, in October (see Note 6) 366,666 shares of the Company’s common Stock were issued to other individuals for cash consideration reducing Mr. Rendina’s ownership to 10.6% of the then issued and outstanding shares of common stock.

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

On October 22, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Robert and Carolyn Niland 200,000 restricted shares of the Company’s Common Stock at $0.10 per share for cash consideration of $20,000.  The shares were pursuant to the Company’s Form S-1 Registration Statement.

7.      Subsequent Events

The Company has evaluated subsequent events through February 12, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

The Company plans to raise additional funds through debt or equity offerings.  The current plan includes the sale of 1,000,000 shares at $0.10 per share based on the Company’s Form S-1 Registration Statement.  As of February 15, 2010, the Company has sold 399,999 shares of common stock pursuant to its Form S-1, for aggregate proceeds of $39,999.90.

There is no guarantee that the Company will be able to raise any further capital through its Form S-1 or any other offerings.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, and June 30, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts receivable, accounts payable, due to related parties, short-term convertible and term debt, and accrued and other liabilities.

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

RESULTS OF OPERATIONS

Six months ended December 31, 2009 compared to six months ended December 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended December 31, 2009, general and administrative expenses, which includes consulting and professional fees, were $14,239 compared to $5,330 for the six months ended December 31, 2008, an increase of $8,909 or 169.15%.  The increase in total general and administrative expenses was primarily attributable to cost associated with the Company’s Form S-1 registration statement.

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $954 for six months ended December 31, 2009 as compared to a net expense of zero for the six months ended December 31, 2008.  The increase in net expense is attributed to the accrual of interest expense on the May 29, 2009 convertible note due to related party.

OVERALL

We reported a net loss for the six months ended December 31, 2009 of $15,193 compared to a net loss for the six months ended December 31, 2008 of $5,330.  This translates to an overall basic and diluted per-share loss available to shareholders of $0.09 for the six months ended December 31, 2009 and $0.55 for the six months ended December 31, 2008 based on 174,854 and 9,724 weighted average common shares outstanding, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During the quarters ended December 31, 2009 and 2008 cash used in our operating activities was $11,796 and $5,330, respectively.  We funded our operating activities during the six months ended December 31, 2009 with resources obtained from the sales of our shares of common stock under our Form S-1.

At December 31, 2009, we had a cash balance of $35,329 compared to $7,125 at June 30, 2009, an increase of $28,204.  At December 31, 2009, our working capital was $16,449 as compared to working capital deficit $8,358 at June 30, 2009.  Our current assets consist only of cash.

Our current liabilities consisted primarily of $16,437 due to Mr. Rendina and $2,443 in accounts payable as of December 31, 2009.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending December 31, 2009.  We have not received any commitment that any such additional financing would be forthcoming.  Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time.  In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  (See also "PLAN OF OPERATION")

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Plan of Operation

Our cash balance is $35,329 as of December 31, 2009.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We have been utilizing and may utilize funds from David Rendina, our Chairman, President and Chief Executive Officer, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees.  Mr. Rendina, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to achieve our business plan goals, we will need the funding from this offering and substantial additional funding. We are a development stage company and have generated no revenue to date.

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

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $2,900,000 cash funds from the sale of equity and $6,000,000 in debt required for Phase II of the development program in spring 2010.  We expect that fundraising for this phase to take 30-90 days to complete and an additional 9 to 12 months for engineers, lawyers, accountants, and property development experts to conduct detailed technical and economic studies related to the intangible property and/or sites for construction of the first GHG facility.  We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program.

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

 DEVELOPMENT PROGRAM AND ESTIMATED COST

Phase	Development Program	Cost	Status

Phase I	Technical and economic feasibility studies for prospective IP and of sites for construction of first GHG technology demonstration facility.	$100,000	Expected to be completed in June 2010 (dependent on consulting engineer’s schedule)

Phase II	Negotiate and enter into property purchase agreement, and complete detailed engineering and business development plans.	$8,900,000	Expected to be completed in June 2011

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of demonstration facility and pre-commercial demonstration of GHG reduction technology.	$30,500,000	Expected to be completed by fall 2012

Subsequent Events

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2009.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Effective February 12, 2010, Thomas E. Puzzo consented to an appointment as Secretary of the Company, for a term of 12 months.  Mr. Puzzo has served as a director since November 16, 2009.

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

GLOBAL COOLING TECHNOLOGIES CORP.
(Name of Registrant)

Date: February 16, 2010	By:	/s/ David Rendina
Name: David Rendina
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.