Form 10-Q
period 2010-03-31
Global Cooling Technologies Corp.
filed 2010-05-24
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2010, there were 929,999 shares of common stock, $0.00001 par value per share, outstanding, Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2010	2009
	(unaudited)

ASSETS
Current assets:
Cash	$42,684	$7,125
Total current assets	42,684	7,125
Total assets	$42,684	$7,125

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$442	$-
Convertible note due to related party	16,928	15,483
Total current liabilities	17,370	15,483
Total Liabilities	17,370	15,483

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 25,000,000 shares authorized of $0.00001 par value; 0 issued and outstanding as of March 31, 2010 and June 30, 2009	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value; 929,999 and 10,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009	9	-
Additional paid-in capital	91,991	-
Accumulated deficit during development stage	(66,686)	(8,358)
Total shareholders' equity (deficit)	25,314	(8,358)
Total liabilities and shareholders' equity (deficit)	$42,684	$7,125

The accompanying notes are an integral part of these condensed financial statements

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009

General and administrative expenses:
Consulting and professional fees	$38,125	$-
Other general & administrative expenses	4,557	-
Total general and administrative expenses	42,682	-

Other income (expenses)
Interest income	38	-
Interest expense	(491)	-
Total other income (expenses)	(453)	-

Net loss	$(43,135)	$-

Loss per common share:
Basic and diluted	$(0.06)	$0.00

Weighted average common shares outstanding:
Basic and diluted	669,999	10,000

The accompanying notes are an integral part of these condensed financial statements

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Nine Months Ended March 31,		Period from July 3, 2008 (Inception) to March
	2010	2009	31, 2010

General and administrative expenses:
Consulting and professional fees	$49,625	$5,000	$57,125
Other general & administrative expenses	7,296	330	8,001
Total general and administrative expenses	56,921	5,330	65,126

Other income (expenses)
Interest income	38		38
Interest expense	(1,445)	-	(1,598)
Total other income (expenses)	(1,407)	-	(1,560)

Net loss	$(58,328)	$(5,330)	$(66,686)

Loss per common share:
Basic and diluted	$(0.17)	$(0.54)

Weighted average common shares outstanding:
Basic and diluted	337,493	9,815

The accompanying notes are an integral part of these condensed financial statements

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	10,000	-	-	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	10,000			(8,358)	(8,358)

Shares issued for cash	919,999	9	91,991	-	92,000

Net loss, March 31, 2010	-	-	-	(58,328)	(58,328)

Balance, March 31, 2010	929,999	$9	$91,991	$(66,686)	$25,314

The accompanying notes are an integral part of these condensed financial statements

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,		Period from July 3, 2008 (Inception) to March
	2010	2009	31, 2010

Cash flows from operating activities:
Net loss	$(58,328)	$(5,330)	$(66,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	1,445	-	1,598
Changes in operating assets and liabilities:
Increase in accounts payable	442	-	442
Net cash (used in) operating activities	(56,441)	(5,330)	(64,646)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	92,000	-	92,000
Borrowings from related party	-	5,330	15,330
Net cash provided by financing activities	92,000	5,330	107,330

Net increase (decrease) in cash	35,559	-	42,684
Cash, beginning of the period	7,125	-	-
Cash, end of the period	$42,684	$-	$42,684

Supplement cash fowl information and non cash financing activities
Cash paid for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2010

1.	Condensed financial statements

The accompanying March 31, 2010 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2009 audited consolidated financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

2.	Organization

Global Cooling Technologies Corp. (the “Company”) was incorporated in the State of Nevada as a for-profit Company on July 3, 2008 and established a fiscal year end of June 30.  It is a development-stage Company.

3.	Convertible note due to related party

As of March 31, 2010, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$15,330	$-	$1,598	$16,928

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our Chairman, President, Chief Executive Officer and Secretary and sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with FASB Emerging Issue Task Force (“EITF”) No 00-27.  In addition, Mr. Rendina directly paid a $330 Company expense.  The Company has accrued interest of $1,598 at March 31, 2010.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.

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

On February 10 and February 23, 2010, pursuant to two Stock Subscription Agreements Legacy Industries Inc. (“Legacy”) purchased 360,000 and 160,000 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $26,000 and $16,000, respectively.  Mr. Rendina is the sole shareholder of Legacy.

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2010

4.	Related party transaction (continued)

As of March 31, 2010, an aggregate of 563,333 shares or 60.6% of the Company’s Common Stock is held by Mr. Rendina and Legacy Industries Inc.  Subsequently, in April and May 2010 (see Note 6) an aggregate of 34,150 shares of the Company’s common Stock were issued to other individuals for cash consideration reducing Mr. Rendina’s ownership to 58.8% of the then issued and outstanding shares of common stock.

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on October 23, 2009.  No further payments are due Legacy as of March 31, 2010.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; discussions with the owner are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

Also on February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on potential intellectual property (“IP”) in support of the Company’s indented business (the “IP Study”).  Subsequently, the Company has identified a selection of IP for acquisition and discussions with the IP holders are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

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

On September 15, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors, 33,333 shares of the Company’s Common Stock at $0.10 per shares for cash consideration of $3,333.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On October 7, 2009, pursuant to the terms of two stock subscription agreements, the Company issued to James and Victoria Bickel 33,333 shares and Jeffrey E Bickel 33,333 shares of the Company’s Common Stock at $0.10 per shares for cash consideration aggregating $6,667.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

 GLOBAL COOLING TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2010

6.	Stock Issuances (continued)

On October 19, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to the Villanueva Living Trust 100,000 restricted shares of the Company’s Common Stock at $0.10 per share for cash consideration of $10,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On October 22, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Robert and Carolyn Niland 200,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $20,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On February 10, 2010, pursuant to the terms of a stock subscription agreement, the Company issued to the Legacy, a company wholly owned by Mr. Rendina our President and Chief Executive Officer, 360,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $36,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On February 23, 2010, pursuant to the terms of a stock subscription agreement, the Company issued to the Legacy, a company wholly owned by Mr. Rendina our President and Chief Executive Officer, 160,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $16,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

7.	Subsequent Events

During April 2010, the Company issued an aggregate of 23,150 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $2,300 and a stock subscription receivable of $15.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

During May 2010, the Company issued an aggregate of 12,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $1,200.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that except for Note 7, there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed financial statements of Global Cooling Technologies Corp., (A Development Stage Company) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2009 audited financial statements and related notes included in the Company’s most recent Form S-1 as filed with the Securities and Exchange Commission. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Global Cooling Technologies Corp. (the “Company”) was incorporated in the State of Nevada on July 3, 2008 and established a fiscal year end of June 30. It is a development-stage Company.

Going Concern

To date the Company has nominal operations, beginning its feasibility studies, and no revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing from our Form S-1 registration statement filed with the SEC and effective on September 8, 2009 (the “Form S-1 Registration Statement”) and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Uncertain Tax Positions

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 did not have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended March 31, 2010, general and administrative expenses, which includes consulting and professional fees, were $56,921 compared to $5,330 for the nine months ended March 31, 2009. The increase in total general and administrative expenses was primarily attributable to management and professional fees.

OTHER INCOME AND EXPENSES

Total other income and expense increased to a net expense of $1,407 for nine months ended March 31, 2010 as compared to a net expense of zero for the nine months ended March 31, 2009. The increase in net expense is attributed to the accrual of interest expense on a convertible note due to a related party.

OVERALL

We reported a net loss for the nine months ended March 31, 2010 of $58,328 compared to a net loss for the nine months ended March 31, 2009 of $5,330. This translates to an overall basic and diluted per-share loss available to shareholders of $0.17 for the nine months ended March 31, 2010 compared $0.54 for the nine months ended March 31, 2009 based on 333,493 and 9,815 weighted average common shares outstanding, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  During nine months ended March 31, 2010 and 2009 cash used in our operating activities was $56,441 and $5,330, respectively.  We funded our operating activities during the nine months ended March 31, 2010 with cash reserves in addition to the following resources and during the nine months ended March 31, 2009 with the following resources:

	March 30,	March 31,
	2010	2009

Funds advanced by Mr. Rendina under revolving convertible note dated May 29, 2009	$-	$5,330
Proceeds from stock issuances	92,000	-
Total	$92,000	$5,330

At March 31, 2010, we had a cash balance of $42,684 compared to $7,125 at June 30, 2009, an increase of  $35,559.  At March 31, 2010, our working capital was $25,314 as compared to working capital deficit $8,358 at March 31, 2009.  Our current assets consist only of cash.

Our current liabilities consisted primarily of $16,928 due to Mr. Rendina and $442 in accounts payable.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the period ending June 30, 2010. We have not received any commitment that any such additional financing would be forthcoming. Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment. (See also “PLAN OF OPERATION”)

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Plan of Operation

Our cash balance is $42,684 as of March 31, 2010.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We have been utilizing and may utilize funds from David Rendina, our Chairman, President and Chief Executive Officer, and Secretary, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees.  Mr. Rendina, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  In order to achieve our business plan goals, we will need the funding from this offering and substantial additional funding. We are a development stage company and have generated no revenue to date.

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

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $2,900,000 cash funds from the sale of equity and $6,000,000 in debt required for Phase II of the development program in fall 2010.  We expect that fundraising for this phase to take 30-90 days to complete and an additional 9 to 12 months for engineers, lawyers, accountants, and property development experts to conduct detailed technical and economic studies related to the intangible property and/or sites for construction of the first GHG facility.  We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I of the development program.

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

We anticipate commencing Phase I of our program in September 2009. We will begin Phase II of our development program in January 2011, depending on whether Phase I program proves successful in establishing the technical and economic feasibility studies of the real and/or intangible property.  Subject to financing, we anticipate commencing Phase III of our development program in 2012, depending on whether Phase II program proves successful in property purchase.  As with Phases I and II, we will require additional funding to proceed with Phase III and we have no current plans on how to raise the additional funding.

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

Subsequent Events

During April 2010, the Company issued an aggregate of 23,150 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $2,300 and a stock subscription receivable of $15. The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

During May 2010, the Company issued an aggregate of 12,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $1,200. The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.

None.

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

GLOBAL COOLING TECHNOLOGIES CORP.
(Name of Registrant)

Date: May 24, 2010	By:	/s/ David Rendina
Name: David Rendina
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.