Form 10-K
period 2010-06-30
Global Cooling Technologies Corp.
filed 2010-10-13
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission File No. 333-160366

GREEN CARBON TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 North Curry Street
Carson City, Nevada 89703
 (Address of principal executive offices, zip code)

(702) 967-0698
 (Registrant’s telephone number, including area code)

Global Cooling Technologies Corp.
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐ No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

At December 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,666.60.  At October 10, 2010, there were 19,719,980 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding.  Effective July 27, 2010, the Registrant effected a 20-for-1 forward split of all of its 985,999 issued and outstanding shares of common stock on such date.  At June 30, 2010, the end of the Registrant’s most recently completed fiscal year, there were 985,999 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

GREEN CARBON TECHNOLOGIES CORP.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Global Cooling Technologies Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by David Rendina, the Company’s President and Chief Executive Officer, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

Global Cooling Technologies Corp. was incorporated under the name “Global Cooling Technologies Corp.” on July 3, 2008 under the laws of the State of Nevada.  On July 26, 2010, the Company amended its Articles of Incorporation to change its name from “Global Cooling Technologies Corp.” to “Green Carbon Technologies Corp.”

We are engaged in the business of acquiring, developing, and managing real and intangible (intellectual) property related to the commercialization of technology useful in the reduction or elimination of Greenhouse Gases (GHG’s). David Rendina has served as President and Chief Executive Officer, and Secretary of our company from July 3, 2008 to the current date.  No person other than Mr. Rendina has acted as a promoter of The Company since our inception.

IN GENERAL

In order to maximize profits, The Company is focused primarily on the acquisition and development of intellectual property related to, and physical infrastructure that supports, the commercialization of technological solutions that improve the efficiency of industrial processes and reduce, or eliminate, the release of Greenhouse Gases (GHG’s) to the atmosphere.

The management of The Company believes that a business opportunity exists for intellectual property  developers to profitably aggregate, by way or purchase or license, intellectual property in the areas of technology related to GHG mitigation. Unlike developers of software or communication technology, developers of technological innovations that may be used to improve the efficiency or mitigate the release of GHG’s, particularly those that involve chemical and thermal processes, often require physical facilities that are uniquely equipped  for  heavy industry and that possess the necessary permits to demonstrate those technologies. We believe this is especially applicable when those companies reach a stage of development when they have completed the bench-top (prototype) proof of their concept, and need to move to the pilot plant and pre-commercial demonstration of their technology.

During the pre-commercial demonstration stage, they often require access to transportation infrastructure such as rail and trucking facilities, energy infrastructure that provides physical connections that both accept and deliver large quantities of electricity, and infrastructure that allows them to safely store and process feed-stocks such as solid and liquid waste, coal, petroleum, natural gas, and industrial chemicals. They may also require infrastructure that provides them with adequate means to control gaseous emissions and properly dispose of any liquid or solid waste.  Although some government sponsored facilities, such as the Applied Process Engineering Laboratory (APEL) incubator located in Eastern Washington State, are equipped to support this type of heavy industrial development, facilities equipped in this way are generally not available in typical business incubator developments.  Access to these facilities where heavy industrial technologies can be demonstrated may be a key determining factor to the successful commercialization of a new GHG reducing technology.

In like manner, in addition to typical technology commercialization business skills, companies involved in GHG reduction technologies often require access to business expertise that is uniquely applicable to this type of technology development, such as expertise in Carbon Credits and Carbon Emissions Trading, Alternate Energy support programs, and Green Energy Tax Incentives.

Global Cooling Technologies believes that the assembly of business relationships, synergistic intellectual property rights, and equitable profit sharing mechanisms may generate profits for the Company.

The Company plans to derive its income from three main sources: income from companies interested in leasing space in its planned facilities, the sale of its business and technological development services, and income derived from the sale of rights to use intellectual property (patents, trademarks, trade secrets, know-how) that the Company intends to acquire, develop and manage.  At times, instead of cash payments, the company may elect to trade its products and services for ownerships positions in real and/or intangible property and/or companies that are developing technology.

MARKET

The Company plans to market real and/or intangible property related to GHG discharge mitigation. We anticipate that we will license rights to the intangible property, lease space on the real property within a suitably equipped facility to companies that develop GHG discharge mitigation technology, and provide expertise on a fee for service basis to those companies.

 On December 19, 2007, United States President George Bush signed an addendum to the Environmental Protection Act of 2005, titled the Energy Independence and Security Act of 2007 (EISA). As part of EISA, President Bush created a more aggressive Renewable Fuel Standard (“RFS”) policy that will actualize by 2012 and reach 36 billion gallons by 2022.

Under EISA, all transportation fuels sold or introduced into commerce in the United States, on an annual average basis, must contain at least the applicable volume of renewable fuel, advance biofuel, cellulosic biofuel, and biomass-based diesel.

The management of Global Cooling Technology Corp. believes that it is likely that regulation and support for renewable fuel use and the development of GHG reduction technology is likely to continue and increase.  We also believe that this will spur innovation. Precisely quantifying the value of these innovations is difficult.  However, we anticipate that their value will be significant, and that the need for facilities to demonstrate those technologies and skills required to support GHG reduction technology will also be significant.

We feel that regulated industries will need to begin exploring available options immediately if they are to meet applicable regulatory mandates.  However, as of the date of this filing, we have yet to procure any contracts with any vendors or potential customers.

DEVELOPMENT PROGRAM AND ESTIMATED COST

Phase I of the Company’s development program (technical and economic feasibility studies of potential IP and real property acquisitions) was completed during the fiscal year ended June 30, 2010.

Phases II and III of the Company’s development program are as follows:

Phase	Development Program	Cost	Status

Phase II	Complete property purchase agreement, and develop detailed engineering and business operating contracts.	$8,900,000	Expected to be completed in January 2012

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of facility and demonstration of GHG technology	$30,500,000	Expected to be completed by Spring 2013

Any permits necessary for conducting research and development or specific tests will likely be acquired and maintained by contracted vendors. Seeing as how the Company is at a development stage, any speculative costs on raw materials and logistical concerns we believe is negligible at this time.

COMPETITION

Although there are relatively few intellectual property aggregators and facility providers involved in the field of GHG emission mitigation, the Company’s competition in the general area of intellectual property acquisition and incubator facility provision are typically well established and well financed.  For example Intellectual Ventures LLC of Bellevue, Washington is reported to employ 550 people, has acquired rights to approximately 27,000 patents, and to have raised over $5 billion. Based on the Company’s analysis of Intellectual Venture’s announced intellectual property acquisitions, it is apparent that many of their technologies are related to software and communication technologies, it is also apparent from their announcements that they have acquired rights to alternative energy technologies as well. Should Global Cooling find that it is in direct competition with a company as well established and financed as Intellectual Ventures, we believes that is unlikely that our business will prevail.

In like manner, technology incubators such as the Applied Process Engineering Laboratory (APEL) in Richland, Washington, often have strong support from government, university, and community organizations.  They often have access to subsidies and are not required to make a profit. Technology incubators are typically focused on developing companies within a specific geographical region. Should the Company decide to locate its facility within a region already served by a facility as well supported and equipped as APEL, we believes that is unlikely that our business will prevail.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

 REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

FACILITIES

We currently do not own any physical property or own any real or intangible property.  Our current business address is 112 North Curry Street, Carson City, Nevada 89703, which is the same address as our registered agent and where we receive service of process. Our telephone number is (702) 967- 0698.

David Rendina, our sole officer and director, works on Company business from a home office located in Edmonds, Washington.  Management believes the current arrangement is sufficient for its needs at this time. The Company intends to lease its own offices at such time as it has sufficient financing to do so.  Management believes the current premises are sufficient for its needs at this time.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees or employee agreements.

On February 14, 2010, Legacy Industries Inc. (“Legacy”), a company controlled by David Rendina, our President and Director, was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of June 30, 2010.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; discussions with the owner are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

Also on February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on potential intellectual property (“IP”) in support of the Company’s intended business (the “IP Study”).  Subsequently, the Company has identified a selection of IP for acquisition and discussions with the IP holders are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

On November 19, 2009, Thomas E. Puzzo was elected Secretary of the Company.  Prior to his election, Mr. Puzzo’s company the Law Offices of Thomas E. Puzzo, PLLC, served as the Company’s legal counsel and continues to serve as legal counsel to the Company.  Puzzo PLLC was paid $2,500 and $2,500 for legal services provided to the Company during November and for the period December 1, 2009 to February 28, 2010, respectively.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 1802 North Carson Street, Suite 212, Carson City, Nevada 8970.  Our telephone number is (775) 887-8853.  We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of our common stock have never been quoted on any exchange or the over-the-counter market.

HOLDERS

As of the date of this report, there were approximately 39 holders of record of our common stock.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Our auditor’s report regarding our June 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

RESULTS OF OPERATIONS

Years Ended June 30, 2010 and 2009

We did not earn any revenues during the years ended June 30, 2010 and 2009.

We incurred operating expenses in the amount of $60,682 and $8,205 for the years ended June 30, 2010 and 2009. Operating expenses for the year ended June 30, 2010, were comprised primarily of management and consulting fees payable to Legacy Industries Inc.,  a company controlled by David Rendina, our President Chief Executive Officer and Director, professional fees and office and general expenses.   Operating expenses for the year ended June 30, 2090, were comprised primarily of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $68,887.

From inception (July 3, 2008) through the year ended May 30, 2010 we had no revenues and a net loss of $70,484.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had a cash balance of $29,632.   Management believes this amount will satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company.  However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate.  At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.  If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations.  As a result, investors in our common stock would lose all of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

PLAN OF OPERATION FOR FOLLOWING 12 MONTHS

Phase I of the Company’s development program (technical and economic feasibility studies of potential IP and real property acquisitions) was completed during the fiscal year ended June 30, 2010.

Phases II and III of the Company’s development program are as follows:

Phase	Development Program	Cost	Status

Phase II	Complete property purchase agreement, and develop detailed engineering and business operating contracts.	$8,900,000	Expected to be completed in January 2012

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of facility and demonstration of GHG technology	$30,500,000	Expected to be completed by Spring 2013

We will require additional funding to commence Phases II and III of our development program.  We cannot provide any assurance that we will be able to raise sufficient funds to commence Phases II and III of our development program.

SUBSEQUENT EVENTS

On July 20, 2010, the Board of Directors and a majority of the voting power held by the holders of common stock of the Company approved an amendment to the Company’s Articles of Incorporation effecting a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock and changing the name of the Company from “Global Cooling Technologies Corp.” to “Green Carbon Technologies Corp.”

David Rendina, the Company’s President and Chief Executive Officer and Director, voted 520,000 shares held by him directly and indirectly through Legacy Industries Inc., amounting in the aggregate to 57.1% of the issued and outstanding shares of common stock on such date, in favor of the name change and stock split.

The forward split was effective on July 26, 2010, and the name change was effective on July 28, 2010.  As a result of the forward stock split, each share of the Company common stock issued and outstanding on July 26, 2010 was split into 20 shares of the Company’s common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Green Carbon Technologies Corp.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Green Carbon Technologies Corp. (A Development Stage Company) (the Company) as of June 30, 2010 and 2009 and the related financial statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2010 and 2009, and for the period from July 3, 2008 (inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Carbon Technologies Corp. as of June 30, 2010 and 2009 and the results of its operation and its cash flows for the period ended June 30, 2010 and 2009, and from July 3, 2008 (inception) to June 30, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

CHANG G. PARK, CPA

October 13, 2010
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

ITEM 8.	FINANCIAL STATEMENTS

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS
Current assets:
Cash	$29,632	$7,125
Total current assets	29,632	7,125
Total assets	$29,632	$7,125

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,549	$-
Convertible note due to related party	967	15,483
Total current liabilities	2,516	15,483
Total Liabilities	2,516	15,483

Commitments and Contingencies

Shareholders' equity (deficit):
Preferred stock: 25,000,000 shares authorized of $0.00001 par value;
0 issued and outstanding as of June 30, 2010 and 2009	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value;
19,719,980 and 200,000 shares issued and outstanding as of June 30,
2010 and 2009	197	2
Additional paid-in capital	97,403	(2)
Accumulated deficit during development stage	(70,484)	(8,358)
Total shareholders' equity (deficit)	27,116	(8,358)
Total liabilities and shareholders' equity (deficit)	$29,632	$7,125

The accompanying notes are an integral part of these financial statements

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Statements of Operations

	Year Ended June 30,		Period from July 3, 2008 (Inception) to June
	2010	2009	30, 2010

General and administrative expenses:
Consulting and professional fees	$52,612	$7,500	$60,112
Other general & administrative expenses	8,070	705	8,775
Total general and administrative expenses	60,682	8,205	68,887

Other income (expenses)
Interest income	40	-	40
Interest expense	(1,484)	(153)	(1,637)
Total other income (expenses)	(1,444)	(153)	(1,597)

Net loss	$(62,126)	$(8,358)	$(70,484)

Loss per common share:
Basic and diluted	$(0.006)	$(0.042)

Weighted average common shares outstanding:
Basic and diluted	9,863,500	197,240

The accompanying notes are an integral part of these financial statements

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	200,000	2	(2)	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	200,000	2	(2)	(8,358)	(8,358)

Shares issued for cash	19,519,980	195	97,405	-	97,600

Net loss, June 30, 2010	-	-	-	(62,126)	(62,126)

Balance, June 30, 2010	19,719,980	$197	$97,403	$(70,484)	$27,116

Note:  On July 26, 2010 the Company affected a 20 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for twenty post-split shares of common stock.

The accompanying notes are an integral part of these financial statements

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended June 30,		Period from July 3, 2008 (Inception) to June
	2010	2009	30, 2010

Cash flows from operating activities:
Net loss	$(62,126)	$(8,358)	$(70,484)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	814	153	967
Changes in operating assets and liabilities:
Increase in accounts payable	1,549	-	1,549
Net cash (used in) operating activities	(59,763)	(8,205)	(67,968)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	97,600	-	97,600
Repayment(borrowings) from related party	(15,330)	15,330	-
Net cash provided by financing activities	82,270	15,330	97,600

Net increase (decrease) in cash	22,507	7,125	29,632
Cash, beginning of the period	7,125	-	-
Cash, end of the period	$29,632	$7,125	$29,632

Supplement cash fowl information and non cash financing activities
Cash paid for:
Interest	$670	$-	$670
Income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

1.      Nature of operations and basis of presentation

Green Carbon Technologies Corp. (“Company”) was incorporated in the State of Nevada as Global Cooling Technologies Corp, a for-profit company on July 3, 2008 and established a fiscal year end of June 30. It is a development-stage company. On July 26, 2010, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada and changed its corporate name to Green Carbon Technologies Corp.

2.      Summary of significant accounting policies

Basis of Presentation

The Company's financial statements are presented in United States dollars and have been prepared using the accrual method of accounting, which conforms to generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.  The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of June 30, 2010 and 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and due to related parties.

Convertible Debt

In accordance with Codification topic 470-20 ”Debt with Conversion and Other Options” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversion feature is present when the conversion price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

2.      Summary of significant accounting policies (continued)

Income Taxes

Income taxes are provided in accordance with Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Uncertain Tax Positions

Codification topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Accounting for uncertainty in income taxes is addressed by a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because the assumed exercise of the Company’s convertible debt would be antidilutive during periods of net loss.

Foreign Currency Translation

The financial statements are presented in United States dollars.  Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company the codification upon creation of the company and expenses share based costs in the period incurred.

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

2.      Summary of significant accounting policies (continued)

Reclassification

Certain reclassifications have been made to prior year amounts and share numbers to conform to the current period presentation.  These reclassifications had no effect on operating results or total stockholders’ equity (deficit).

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 was effective for the Company as of January 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In August 2009 the FASB issued ASU No. 2009-05 “Improving Disclosure about Fair Value Measurements”, (“ASU 2009-05”) which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820.  ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for fiscal periods (interim and annual) ending after September 15, 2009.  The Codification supersedes all then-existing non-SEC accounting and reporting standards not included in the Codification.  The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements as the purpose of the Codification is not to change US GAAP; rather, the Codification is meant to simplify user access to all authoritative US GAAP.  Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the Codification.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

2.      Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP was effective for the Company as of July 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In October, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 was effective for the Company as of October 31, 2008 and did not have a significant impact on the Company’s consolidated financial statements.

3.      Convertible note due to related party

As of June 30, 2010, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$-	$-	$967	$967

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $967 at June 30, 2010.

4.      Income taxes

Due to the Company’s net loss position from inception on July 3, 2008 to June 30, 2010, there was no provision for income taxes recorded.  As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2010 and 2009.

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

4.      Income taxes (continued)

The components of net deferred tax assets are as follows:

	June 30,	June 30,
	2010	2009

Net operating loss carry-forward	$70,484	$8,358
Effective tax rate	35%	35%
Deferred tax asset	$24,669	$2,925
Less: Valuation allowance	(24,669)	(2,925)
Net deferred tax asset	$-	$-

At June 30, 2009, the Company had federal net operating loss carryforwards for tax purposes of approximately $70,484, which may be available to offset future taxable income and which, if not used, begin to expire in 2027.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended.  The annual limitation may result in the expiration of net operating loss carry forwards before utilization

5.      Related party transaction

David Rendina has served as President, Chief Executive Officer, and Chairman of the Board of Directors of our Company from July 3, 2008 (inception) to the current date and as Secretary from July 3, 2008 (inception) to November 19, 2009.  On July 8, 2008, the pursuant to a Stock Subscription Agreement Mr. Rendina agreed to act as our President and Chief Executive Officer for a term of one year beginning July 8, 2008, in exchange for 200,000 shares of the Company’s Common Stock.

On May 29, 2009, the Company executed a convertible note with David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder, in the amount of $15,000 for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $967 at June 30, 2010.

On September 15, 2009, pursuant to a Stock Subscription Agreement Mr. Rendina purchased 666,660 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $3,333.

On November 19, 2009, Thomas E. Puzzo was elected Secretary of the Company.  Prior to his election, Mr. Puzzo’s company the Law Offices of Thomas E. Puzzo, PLLC (“Puzzo PLLC”) served as the Company’s legal counsel.  Puzzo PLLC was paid $2,500 and $2,500 for legal services provided to the Company during November and for the period December 1, 2009 to February 28, 2010, respectively.  There are no unpaid fees owed to Puzzo PLLC.

On February 10 and February 23, 2010, pursuant to two Stock Subscription Agreements Legacy Industries Inc. (“Legacy”) purchased 7,200,000 and 3,200,000 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $26,000 and $16,000, respectively.  Mr. Rendina is the sole shareholder of Legacy.

As of June 30, 2010, an aggregate of 11,266,660 shares or 57.1% of the Company’s Common Stock is held by Mr. Rendina and Legacy Industries Inc.

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

5.      Related party transaction (continued)

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of June 30, 2010.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; discussions with the owner are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

Also on February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on potential intellectual property (“IP”) in support of the Company’s intended business (the “IP Study”).  Subsequently, the Company has identified a selection of IP for acquisition and discussions with the IP holders are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

6.      Going concern

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

The Company has funded its initial operations by way of loans from Mr. Rendina its President, Chief Executive Officer, and Chairman of the Board of Directors.  Mr. Rendina has verbally committed to advancing certain operating costs of the Company if no other proceeds are obtained by the Company.  However, there is no contract in place or written agreement securing this understanding with Mr. Rendina.

The Company plans to raise additional funds through debt or equity offerings.  The current plan includes the sale of 1,000,000 shares at $0.10 per share based on the Company’s Form S-1 Registration Statement.

There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

7.      Capital stock

The Company’s capitalization is 100,000,000 shares of common stock, with a par value of $0.00001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.00001; with 19,719,980 and zero shares issued and outstanding at June 30, 2010, respectively.

As of June 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 26, 2010, the Company filed a Certificate of Change with the State of Nevada to exchange each issued and outstanding share of common stock for twenty shares of common stock in a 20 for 1 forward stock split.  There is no change in the number of shares of common stock authorized or stated par value.  All share numbers have been retroactively adjusted for all periods presented give effect to the 20 for 1 forward stock split.

GREEN CARBON TECHNOLOGIES CORP.
(Formerly Global Cooling Technologies Corp.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010

8.      Stock issuances

On September 15, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors, 666,660 shares of the Company’s Common Stock at $0.10 per shares for cash consideration of $3,333.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On October 7, 2009, pursuant to the terms of two stock subscription agreements, the Company issued to James and Victoria Bickel 666,660 shares and Jeffrey E Bickel 666,660 shares of the Company’s Common Stock at $0.10 per shares for cash consideration aggregating $6,667.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On October 19, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to the Villanueva Living Trust 2,000,000 restricted shares of the Company’s Common Stock at $0.10 per share for cash consideration of $10,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On October 22, 2009, pursuant to the terms of a stock subscription agreement, the Company issued to Robert and Carolyn Niland 4,000,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $20,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On February 10, 2010, pursuant to the terms of a stock subscription agreement, the Company issued to the Legacy, a company wholly owned by Mr. Rendina our President and Chief Executive Officer, 7,200,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $36,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

On February 23, 2010, pursuant to the terms of a stock subscription agreement, the Company issued to the Legacy, a company wholly owned by Mr. Rendina our President and Chief Executive Officer, 3,200,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $16,000.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

During April 2010, the Company issued to twelve individuals an aggregate of 490,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $2,450.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

During May 2010, the Company issued to eight individuals an aggregate of 280,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $1,400.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

During June 2010, the Company issued to twelve individuals an aggregate of 350,000 shares of the Company’s Common Stock at $0.10 per share for cash consideration of $1,750.  The shares were issued pursuant to the Company’s Form S-1 Registration Statement.

All share numbers have been retroactively adjusted for all periods presented give effect to the 20 for 1 forward stock split.

9.      Subsequent events

On July 26, 2010, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada and changed its corporate name from Global Cooling Technologies Corp to Green Carbon Technologies Corp.

Also on July 26, 2010, the Company filed a Certificate of Change with the State of Nevada to exchange each issued and outstanding share of common stock for twenty shares of common stock in a 20 for 1 forward stock split.  There is no change in the number of shares of common stock authorized or stated par value.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2010.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 was not effective for the reasons described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2010.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our President and Chief Executive Officer, who is also our principal financial and accounting officer, has concluded that the design and operation of our internal controls and procedures were not effective as of June 30, 2010, for the following reasons:

(i)	Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting;

(ii)	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures; and

(iii)
Lack of Audit Committee & Outside Directors on The Company’s Board of Directors:  We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide on management’s report on this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Amendment to Articles of Incorporation Effecting 20-for-1 Forward Stock Split and Name Change

On July 20, 2010, the Board of Directors and a majority of the voting power held by the holders of common stock of the Company approved an amendment to the Company’s Articles of Incorporation effecting a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock and changing the name of the Company from “Global Cooling Technologies Corp.” to “Green Carbon Technologies Corp.”

David Rendina, the Company’s President and Chief Executive Officer and Director, voted 520,000 shares held by him directly and indirectly through Legacy Industries Inc., amounting in the aggregate to 57.1% of the issued and outstanding shares of common stock on such date, in favor of the name change and stock split.

The forward split was effective on July 26, 2010, and the name change was effective on July 28, 2010.  As a result of the forward stock split, each share of the Company common stock issued and outstanding on July 26, 2010 was split into 20 shares of the Company’s common stock.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of June 30, 2010 are as follows:

Name	Age	Positions and Offices

Mr. David Rendina	56	President, Chief Executive Officer, Treasurer and Director

Mr. Thomas Puzzo	43	Secretary & Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

DAVID RENDINA

Mr. Rendina has served as Chairman of the Board since July 2008, President and Chief Executive Officer, Secretary and Treasurer since July 2008. Mr. Rendina is an active member of the National Business Incubator Association, the (Intellectual Property) Licensing Executive Society and is the past Chairman of the British Columbia chapter of the Canadian Environmental Industry Association. In addition to his responsibilities to the Company, Mr. Rendina also currently serves as President and Director of Refinery Science Corp., Mr. Rendina has served as the Chairman of the Board of Director of Refinery Science since July 2004, served as its President from its formation in July 2004 until February 8, 2007, and has served as its President and Chief Executive Officer since April 2007. He also currently serves as President /CEO and Director of Nanoforce Inc., a position he has held since December 2005. In these positions he is responsible for the compilation and execution of the companies’ business plans including all aspects of profitability, customer satisfaction, compliance with financial and other regulatory reporting requirements, employee recruiting, employee health and safety issues, and the quality of laboratory service. Additionally, he is responsible for the acquisition and administration of several million dollars in technology development investments. As a principal researcher, he is responsible for the generation of proposals, the generation and maintenance of intellectual property, and the execution of the projects arising from the proposals. He is responsible for overseeing all aspects of a team that, at various times, has been comprised of over thirty researchers. From 1989 to 1997, he served as President and Chief Executive Officer and principal researcher at REND Technologies Inc., where he led a successful team effort to establish a private, materials research facility. Mr. Rendina attended the University of Alabama at Birmingham, and subsequently, on examination, was awarded an unlimited international license to practice as a Marine Engineer. He also completed Entrepreneurial Studies at the British Columbia Institute of Technology, and is the author and principle inventor of nine issued US patents.

These experiences, qualifications and attributes have led to our conclusion that Mr. Rendina should be serving as a member of our Board of Directors in light of our business and structure.

THOMAS PUZZO

Mr. Puzzo is a practicing lawyer, at his own firm, based in Seattle, Washington.  Mr. Puzzo’s law practice focuses on securities regulation and corporate finance.  He has represented numerous companies in raising capital via public and private offerings of debt and equity securities, and counseled public companies in connection with their ongoing reporting and other obligations.  He has also represented underwriters in public offerings, broker-dealers in placing private offerings and venture capital funds and other investors in non-public investment transactions.  He has counseled clients regarding compliance with various aspects of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002 and related regulations.  Mr. Puzzo also has extensive experience in counseling public companies on maintaining compliance with Nasdaq, New York Stock Exchange and American Stock Exchange rules and Over-the-Counter Bulletin Board eligibility requirements. Additionally, Mr. Puzzo has represented established and emerging businesses with respect to intellectual property transfers and protection, primarily in the areas of mergers, acquisitions, the employer-employee relationship, and development, OEM and software license agreements.  Mr. Puzzo received his B.A. from the Evergreen State College in 1989.  From 1989 to 1991, he attended the University of Leiden in The Netherlands, where he studied Philosophy and received a Propaedeutic Degree in Dutch.  Mr. Puzzo received his J.D. from Seattle University in 1997.

These experiences, qualifications and attributes have led to our conclusion that Mr. Puzzo should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

 SIGNIFICANT EMPLOYEES AND CONSULTANTS

We have no employees.  Other than our two officers and directors, we currently have no independent contractors or consultants.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended June 30, 2010, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended June 30, 2010 and 2009:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)		Total($)
David Rendina (1)	2010	0	0	0	0	0	0	35,950	(3)	0
	2009	0	0	0	0	0	0	0		0

Thomas Puzzo (2)	2010	0	0	0	0	0	0	12,500	(4)	0
	2009	0	0	0	0	0	0	0		0

(1) President and Chief Executive Officer, Treasurer and Director. While the Company has an agreement with Mr. Rendina to pay him $1,000 per month to act as President of the Company, Mr. Rendina has assigned the right to receive such compensation back to the Company every month. Mr. Rendina has agreed with the Company that he will continue to assign such right to payment until the Company closes on an equity or a debt financing of not less than $100,000.
(2) Chief Financial Officer, Secretary and Director.
(3) Consulting fees paid to Legacy Industries Inc., a corporation controlled by Mr. Rendina.
(4) Legal fees paid to Mr. Puzzo in connection with legal services he rendered to the Company.

We currently do not pay any compensation to our directors serving on our board of directors.

 STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company did not have any employment agreements with any of its officers or directors during the year ended June 30, 2010.

On February 14, 2010, Legacy Industries Inc. (“Legacy”), a company controlled by David Rendina, our President and Director, was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of June 30, 2010.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; discussions with the owner are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

Also on February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on potential intellectual property (“IP”) in support of the Company’s intended business (the “IP Study”).  Subsequently, the Company has identified a selection of IP for acquisition and discussions with the IP holders are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

On November 19, 2009, Thomas E. Puzzo was elected Secretary of the Company.  Prior to his election, Mr. Puzzo’s company the Law Offices of Thomas E. Puzzo, PLLC, served as the Company’s legal counsel and continues to serve as legal counsel to the Company.  Puzzo PLLC was paid $2,500 and $2,500 for legal services provided to the Company during November and for the period December 1, 2009 to February 28, 2010, respectively.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 8, 2009:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
David Rendina	0	0	0	0	0	0	0

Thomas Puzzo	0	0	0	0	0	0	0

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,860,000 shares of our common stock issued and outstanding as of June 30, 2010.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner (1)	Owned Beneficially		Percent of Class Owned

Common Stock:	David Rendina, President, President, Chief	563,300	(2)	57.1%
	Executive Officer, Treasurer and Director

Common Stock:	Thomas Puzzo,	0		0%
	Secretary and Director

All executive officers and directors as a group		563,300		57.1%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Green Carbon Technologies Corp., 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

(2)  43,300 shares held directly and 28,165 held indirectly through Legacy Industries Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 19, 2009, Thomas E. Puzzo was elected Secretary of the Company.  Prior to his election, Mr. Puzzo’s company the Law Offices of Thomas E. Puzzo, PLLC, served as the Company’s legal counsel and continues to serve as legal counsel to the Company.  Puzzo PLLC was paid $2,500 and $2,500 for legal services provided to the Company during November and for the period December 1, 2009 to February 28, 2010, respectively.

On February 10 and February 23, 2010, pursuant to two Stock Subscription Agreements, Legacy Industries Inc. (“Legacy”) purchased 7,200,000 and 3,200,000 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $26,000 and $16,000, respectively.  Mr. Rendina is the sole shareholder of Legacy.

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of June 30, 2010.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; discussions with the owner are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

Also on February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on potential intellectual property (“IP”) in support of the Company’s intended business (the “IP Study”).  Subsequently, the Company has identified a selection of IP for acquisition and discussions with the IP holders are ongoing.  Legacy was paid a fixed fee of $10,000 for their services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2010 and 2009, the total fees charged to the company for audit services, including quarterly reviews were $9,200 (including a payment of $4,000 after June 30, 2010 for the audit services included in this Annual report on Form 10-K) and $2,500, for audit-related services were $0 and $0 and for tax services and other services were $0and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation*
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment
3.2	Bylaws*
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-160366), filed with the Commission on July 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN CARBON TECHNOLOGIES CORP.
(Name of Registrant)

Date: October 12, 2010	By:	/s/ David Rendina
		Name:	David Rendina
		Title:	President and Chief Executive Officer

EXHIBIT INDEX
Number	Description

3.1.1	Articles of Incorporation*
3.1.2	Certificate of Change
3.1.3	Certificate of Amendment
3.2	Bylaws*
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-160366), filed with the Commission on July 1, 2009.