Form 10-Q
period 2010-09-30
Green Carbon Technologies Corp.
filed 2010-11-19
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-160366

GREEN CARBON TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1802 North Carson Street, Suite 212
Carson City, Nevada 89701
(Address of principal executive offices, zip code)

(646) 520-7426
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):
Yes ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2010, there were 19,719,980 shares of common stock, $0.00001 par value per share, outstanding,

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Condensed Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010.	5

		Condensed Statements of Operations for the three months ended September 30, 2010 and 2009, and the period from July 3, 2008 (Inception) to September 30, 2010 (unaudited).	6

		Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2010 (unaudited) and the years ended June 30, 2009 and 2010.	7

		Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and the period from July 3, 2008 (Inception) through September 30, 2010 (unaudited).	8

		Notes to Condensed Financial Statements (unaudited).	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

	Item 4.	Controls and Procedures.	16

Part II.	Other Information
	Item 1.	Legal Proceedings.	16

	Item 1A	Risk Factors.	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	17

	Item 4.	(Removed and Reserved).	17

	Item 5.	Other Information.	17

	Item 6.	Exhibits.	17

Signatures			18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Green Carbon Technologies Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by David Rendina, the Company’s President and Chief Executive Officer, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$28,048	$29,632
Total current assets	28,048	29,632
Total assets	$28,048	$29,632

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$136	$1,549
Convertible note due to related party	997	967
Total current liabilities	1,133	2,516
Total Liabilities	1,133	2,516

Commitments and Contingencies

Shareholders' equity:
Preferred stock: 25,000,000 shares authorized of $0.00001 par value;
0 issued and outstanding as of September 30 and June 30, 2010	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value;
19,719,980 shares issued and outstanding as of September 30 and June 30,
2010	197	197
Additional paid-in capital	97,403	97,403
Accumulated deficit during development stage	(70,685)	(70,484)
Total shareholders' equity	26,915	27,116
Total liabilities and shareholders' equity	$28,048	$29,632

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Period from July 3, 2008 (Inception) to September
	2010	2009	30, 2010

General and administrative expenses:
Consulting and professional fees	$-	$5,000	$60,112
Other general & administrative expenses	172	1,803	8,947
Total general and administrative expenses	172	6,803	69,059

Other income (expenses)
Interest income	1	-	41
Interest expense	(30)	(467)	(1,667)
Total other income (expenses)	(29)	(467)	(1,626)

Net loss	$(201)	$(7,270)	$(70,685)

Loss per common share:
Basic and diluted	$(0.000)	$(0.024)

Weighted average common shares outstanding:
Basic and diluted	19,719,980	308,695

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit)

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	200,000	2	(2)	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	200,000	2	(2)	(8,358)	(8,358)

Shares issued for cash	19,519,980	195	97,405	-	97,600

Net loss, June 30, 2010	-	-	-	(62,126)	(62,126)

Balance, June 30, 2010	19,719,980	197	97,403	(70,484)	27,116

Net loss, September 30, 2010	-	-	-	(201)	(201)

Balance, September 30, 2010 (Unaudited)	19,719,980	$197	$97,403	$(70,685)	$26,915

Note:  On July 26, 2010 the Company affected a 20 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for twenty post-split shares of common stock.

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
 Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		Period from July 3, 2008 (Inception) to September
	2010	2009	30, 2010

Cash flows from operating activities:
Net loss	$(201)	$(7,270)	$(70,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	30	467	997
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(1,413)	785	136
Net cash (used in) operating activities	(1,584)	(6,018)	(69,552)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	-	3,333	97,600
Repayment(borrowings) from related party	-	-	-
Net cash provided by financing activities	-	3,333	97,600

Net (decrease) increase in cash	(1,584)	(2,685)	28,048
Cash, beginning of the period	29,632	7,125	-
Cash, end of the period	$28,048	$4,440	$28,048

Supplement cash fowl information and non cash financing activities
Cash paid for:
Interest	$-	$-	$670
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2010

1.      Condensed financial statements

The accompanying September 30, 2010 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2010 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

3.      Convertible note due to related party

As of September 30, 2010, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$-	$-	$997	$997

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $997 at September 30, 2010.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2010

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

On May 29, 2009, the Company executed a convertible note with David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder, in the amount of $15,000 for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $997 at September 30, 2010.

5.      Related party transaction

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

As of September 30, 2010, an aggregate of 11,266,660 shares or 57.1% of the Company’s Common Stock is held by Mr. Rendina and Legacy Industries Inc.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2010

5.      Related party transaction (continued)

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of September 30, 2010.

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

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2010

7.      Capital stock

The Company’s capitalization is 100,000,000 shares of common stock, with a par value of $0.00001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.00001; with 19,719,980 and zero shares issued and outstanding at September 30, 2010, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Green Carbon Technologies Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2010 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-160366), as filed with the Securities and Exchange Commission on October 13, 2010.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Green Carbon Technologies Corp. (“Company”) was incorporated in the State of Nevada on July 3, 2008 and established a fiscal year end of June 30.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Form S-1 registration statement filed with and declared effective by the SEC on September 9, 2009 (the “Form S-1 Registration Statement”) and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings.  The Company has actively attempted to raise funds by way of a joint project with several operating energy companies, though such efforts have not resulted in any agreement.  There is no guarantee that the Company will be able to raise any capital through any debt or equity offerings.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

PLAN OF OPERATION

Our plan of operation for the twelve months following this quarter is to complete the second and third phases of the three phased exploration program on our claim. Phase I of the Company’s development program (technical and economic feasibility studies of potential IP and real property acquisitions) was completed during the fiscal year ended June 30, 2010.  Phases II and III require the Company to raise approximately $39,400,000.  The Company plans to raise additional funds through debt or equity offerings.  The Company has actively attempted to raise funds by way of a joint project with several operating energy companies, though such efforts have not resulted in any agreement.  There is no guarantee that the Company will be able to raise any capital through any debt or equity offerings.

Phases II and III of the Company’s development program are as follows:
Phase	Development Program	Cost	Status

Phase II	Complete property purchase agreement, and develop detailed engineering and business operating contracts.	$8,900,000	Expected to be completed in April 2012

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of facility and demonstration of GHG technology	$30,500,000	Expected to be completed by Summer 2013

We will require additional funding to commence Phases II and III of our development program.  We cannot provide any assurance that we will be able to raise sufficient funds to commence Phases II and III of our development program.

The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced activities on Phase II or III.

Results of Operations

We have generated no revenues since inception and have incurred $70,685 in expenses from inception through September 30, 2010.  These expenses were comprised of consulting and professional fees, and general and administrative costs. We incurred expenses of $201 and $7,270 for the three month periods ended June 30, 2010 and 2009, respectively.  Our net loss since inception (July 3, 2008) through September 30, 2010 was $70,685.

The following table provides selected financial data about our company for the period ended January 31, 2009.

Balance Sheet Data:	September 30, 2010

Cash	$28,048
Total assets	$28,048
Total liabilities	$1,133
Shareholders’ equity	$26,915

Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of $28,048.  We do not have sufficient cash on hand to commence Phase II of our plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our Phase II of our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses.

In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.   If we are unable to achieve the financing necessary to continue our plan of operation, then we will not be able to continue our business, commence Phase II and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2010.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

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

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN CARBON TECHNOLOGIES CORP.
(Name of Registrant)

Date: November 19, 2010	By:	/s/ David Rendina
Name: David Rendina
Title: President and Chief Executive Officer