Form 10-Q
period 2010-12-31
Green Carbon Technologies Corp.
filed 2011-02-14
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2011, there were 19,719,980 shares of common stock, $0.00001 par value per share, outstanding,

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Condensed Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010.	5

		Condensed Statements of Operations for the three months ended December 31, 2010 and 2009 (unaudited).	6

		Condensed Statements of Operations for the six months ended December 31, 2010 and 2009, and the period from July 3, 2008 (Inception) to December 31, 2010 (unaudited).	7

		Condensed Statements of Changes in Stockholders’ Equity for the six months ended December 31, 2010 (unaudited) and the years ended June 30, 2009 and 2010.	8

		Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009, and the period from July 3, 2008 (Inception) through December 31, 2010 (unaudited).	9

		Notes to Condensed Financial Statements (unaudited).	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

	Item 4.	Controls and Procedures.	15

Part II.	Other Information
	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors.	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	(Removed and Reserved).	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	16

Signatures			17

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$21,716	$29,632
Total current assets	21,716	29,632
Total assets	$21,716	$29,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,295	$1,549
Accrued interest due to related party	1,027	967
Total current liabilities	2,322	2,516
Total Liabilities	2,322	2,516

Commitments and Contingencies

Shareholders' equity:
Preferred stock: 25,000,000 shares authorized of $0.00001 par value;
0 issued and outstanding as of December 31 and June 30, 2010	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value;
19,719,980 shares issued and outstanding as of December 31 and June 30,
2010	197	197
Additional paid-in capital	97,403	97,403
Accumulated deficit during development stage	(78,206)	(70,484)
Total shareholders' equity	19,394	27,116
Total liabilities and shareholders' equity	$21,716	$29,632

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2010	2009

General and administrative expenses:
Consulting and professional fees	$5,050	$6,500
Other general & administrative expenses	2,443	936
Total general and administrative expenses	7,493	7,436

Other income (expenses)
Interest income	2	-
Interest expense	(30)	(487)
Total other income (expenses)	(28)	(487)

Net loss	$(7,521)	$(7,923)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	19,719,980	6,685,489

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Six Months Ended December 31,		Period from July 3, 2008 (Inception) to December
	2010	2009	31, 2010

General and administrative expenses:
Consulting and professional fees	$5,050	$11,500	$65,162
Other general & administrative expenses	2,615	2,739	11,390
Total general and administrative expenses	7,665	14,239	76,552

Other income (expenses)
Interest income	3	-	43
Interest expense	(60)	(954)	(1,697)
Total other income (expenses)	(57)	(954)	(1,654)

Net loss	$(7,722)	$(15,193)	$(78,206)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	19,719,980	3,497,091

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	200,000	2	(2)	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	200,000	2	(2)	(8,358)	(8,358)

Shares issued for cash	19,519,980	195	97,405	-	97,600

Net loss, June 30, 2010	-	-	-	(62,126)	(62,126)

Balance, June 30, 2010	19,719,980	197	97,403	(70,484)	27,116

Net loss, December 31, 2010	-	-	-	(7,722)	(7,722)

Balance, December 31, 2010 (Unaudited)	19,719,980	$197	$97,403	$(78,206)	$19,394

Note:  On July 26, 2010 the Company affected a 20 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for twenty post-split shares of common stock.

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
 Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,		Period from July 3, 2008 (Inception) to December
	2010	2009	31, 2010

Cash flows from operating activities:
Net loss	$(7,722)	$(15,193)	$(78,206)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	60	954	1,027
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(254)	2,443	1,295
Net cash (used in) operating activities	(7,916)	(11,796)	(75,884)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from stock issuances	-	40,000	97,600
Net cash provided by financing activities	-	40,000	97,600

Net (decrease) increase in cash	(7,916)	28,204	21,716
Cash, beginning of the period	29,632	7,125	-
Cash, end of the period	$21,716	$35,329	$21,716

Supplement cash flow information and non cash financing activities:
Cash paid for:
Interest	$-	$-	$670
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of December 31, 2010

1.      Condensed financial statements

The accompanying December 31, 2010 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and 2009 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2010 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

3.      Accrued interest due to related party

As of December 31, 2010, convertible note due to related party consist of the following:

	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$-	$-	$1,027	$1,027

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $1,027 at December 31, 2010.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of December 31, 2010

4.      Related party transaction

David Rendina has served as President, Chief Executive Officer, and Chairman of the Board of Directors of our Company from July 3, 2008 (inception) to the current date and as Secretary from July 3, 2008 (inception) to November 19, 2009.  On July 8, 2008, pursuant to a Stock Subscription Agreement Mr. Rendina agreed to act as our President and Chief Executive Officer for a term of one year beginning July 8, 2008, in exchange for 200,000 shares of the Company’s Common Stock.

On May 29, 2009, the Company executed a convertible note with David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder, in the amount of $15,000 for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $1,027 at December 31, 2010.

On September 15, 2009, pursuant to a Stock Subscription Agreement Mr. Rendina purchased 666,660 shares of the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $3,333.

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

On February 10 and February 23, 2010, pursuant to two Stock Subscription Agreements Legacy Industries Inc. (“Legacy”) purchased 7,200,000 and 3,200,000 shares of the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $26,000 and $16,000, respectively.  Mr. Rendina is the sole shareholder of Legacy.

As of December 31, 2010, an aggregate of 11,266,660 shares or 57.1% of the Company’s Common Stock is held by Mr. Rendina and Legacy Industries Inc.

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  Payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of December 31, 2010.

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
As of December 31, 2010

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

6.      Capital stock

The Company’s capitalization is 100,000,000 shares of common stock, with a par value of $0.00001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.00001; with 19,719,980 and zero shares issued and outstanding at December 31, 2010, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Green Carbon Technologies Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the July 31, 2010 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-160366), as filed with the Securities and Exchange Commission on October 13, 2010.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

The Company plans to raise additional funds through debt or equity offerings.  The Company has actively attempted to raise funds by way of a joint project with several operating energy companies, though such efforts have not resulted in any agreement.  The Company continues to attempt to enter into a joint project with one company.  There is no guarantee that the Company will be able to raise any capital through any debt or equity offerings.

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

Phases II and III of the Company’s development program are as follows:
Phase	Development Program	Cost	Status

Phase II	Complete property purchase agreement, and develop detailed engineering and business operating contracts.	$8,900,000	Expected to be completed in July 2012

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of facility and demonstration of GHG technology	$30,500,000	Expected to be completed by fall 2013

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

Results of Operations

We have generated no revenues since inception and have incurred $78,206 in expenses from inception through December 31, 2010.  These expenses were comprised of consulting and professional fees, and general and administrative costs.  We incurred expenses of $7,722 and $15,193 for the six-month periods ended January 31, 2010 and 2009, respectively.  Our net loss since inception (July 3, 2008) through December 31, 2010 was $78,206.

The following table provides selected financial data about our company for the period ended January 31, 2009.

Balance Sheet Data:	December 31, 2010

Cash	$21,716
Total assets	$21,716
Total liabilities	$2,322
Shareholders’ equity	$19,394

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of $21,716.  We do not have sufficient cash on hand to commence Phase II of our plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our Phase II of our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses.  In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.   If we are unable to achieve the financing necessary to continue our plan of operation, then we will not be able to continue our business, commence Phase II and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2010.

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

GREEN CARBON TECHNOLOGIES CORP.
(Name of Registrant)

Date: February 14, 2011	By:	/s/ David Rendina
Name: David Rendina
Title: President and Chief Executive Officer, principal financial officer and principal accounting officer