Form 10-Q
period 2011-03-31
Green Carbon Technologies Corp.
filed 2011-05-19
CIK 1467233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):
Yes [x]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2011, there were 19,919,980 shares of common stock, $0.00001 par value per share, outstanding.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Condensed Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010.	5

		Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited).	6

		Condensed Statements of Operations for the nine months ended March 31, 2011 and 2010, and the period from July 3, 2008 (Inception) to March 31, 2011 (unaudited).	7

		Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the period from July 3, 2008 (inception) to March 31, 2011 (unaudited).	8

		Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010, and the period from July 3, 2008 (Inception) through March 31, 2011 (unaudited).	9

		Notes to Condensed Financial Statements (unaudited).	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

	Item 4.	Controls and Procedures.	16

Part II.	Other Information
	Item 1.	Legal Proceedings.	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	(Removed and Reserved).	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	17

Signatures			18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Green Carbon Technologies Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by Charles Rendina, the Company’s President and Chief Executive Officer, and Chairman of the Board of Directors, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$15,953	$29,632
Total current assets	15,953	29,632
Total assets	$15,953	$29,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$473	$1,549
Accrued interest due to related party	1,058	967
Total current liabilities	1,531	2,516
Total Liabilities	1,531	2,516

Commitments and Contingencies

Shareholders' equity:
Preferred stock: 25,000,000 shares authorized of $0.00001 par value;
0 issued and outstanding as of March 31, 2011 and June 30, 2010	-	-
Common stock: 100,000,000 shares authorized of $0.00001 par value;
19,719,980 shares issued and outstanding as of March 31, 2011 and
June 30, 2010	197	197
Additional paid-in capital	97,403	97,403
Accumulated deficit during development stage	(83,178)	(70,484)
Total shareholders' equity	14,422	27,116
Total liabilities and shareholders' equity	$15,953	$29,632

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010

General and administrative expenses:
Consulting and professional fees	$3,930	$38,575
Other general & administrative expenses	1,014	4,107
Total general and administrative expenses	4,944	42,682

Other income (expenses)
Interest income	3	38
Interest expense	(31)	(491)
Total other income (expenses)	(28)	(453)

Net loss	$(4,972)	$(43,135)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	19,719,980	13,399,980

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Nine Months Ended March 31,		Period from July 3, 2008 (Inception) to March
	2011	2010	31, 2011

General and administrative expenses:
Consulting and professional fees	$9,430	$50,525	$70,442
Other general & administrative expenses	3,179	6,396	11,054
Total general and administrative expenses	12,609	56,921	81,496

Other income (expenses)
Interest income	6	38	46
Interest expense	(91)	(1,445)	(1,728)
Total other income (expenses)	(85)	(1,407)	(1,682)

Net loss	$(12,694)	$(58,328)	$(83,178)

Loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	19,719,980	13,399,980

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Condensed Statements of Changes in Shareholders' Equity

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	stock	amount	capital	stage	Total

Balance, July 3, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for services July 8, 2008	200,000	2	(2)	-	-

Net loss, June 30, 2009	-	-	-	(8,358)	(8,358)

Balance, June 30, 2009	200,000	2	(2)	(8,358)	(8,358)

Shares issued for cash	19,519,980	195	97,405	-	97,600

Net loss, June 30, 2010	-	-	-	(62,126)	(62,126)

Balance, June 30, 2010	19,719,980	197	97,403	(70,484)	27,116

Net loss, March 31, 2011	-	-	-	(12,694)	(12,694)

Balance, March 31, 2011 (Unaudited)	19,719,980	$197	$97,403	$(83,178)	$14,422

Note:  On July 26, 2010 the Company affected a 20 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for twenty post-split shares of common stock.

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
 Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,		Period from July 3, 2008 (Inception) to March
	2011	2010	31, 2011

Cash flows from operating activities:
Net loss	$(12,694)	$(58,328)	$(83,178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest expense	91	1,445	1,058
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(1,076)	441	473
Net cash (used in) operating activities	(13,679)	(56,442)	(81,647)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	92,000	97,600
Net cash provided by financing activities	-	92,000	97,600

Net (decrease) increase in cash	(13,679)	35,558	15,953
Cash, beginning of the period	29,632	7,125	-
Cash, end of the period	$15,953	$42,683	$15,953

Supplement cash flow information and non cash financing activities:
Cash paid for:
Interest	$-	$-	$670
Income tax	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2011

1.      Condensed financial statements

The accompanying March 31, 2011 condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2010 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

3.      Accrued interest due to related party

As of March 31, 2011, convertible note consist of the following:
	Issued date	Maturity	Conversion price	Amount	Debt discount	Accrued interest	Net amount

Convertible Note 1	May 29, 2009	On demand	$0.10	$-	$-	$1,058	$1,058

Convertible Note 1 for $15,000 was issued on May 29, 2009 to David Rendina, at the time, our President, Chief Executive Officer, Secretary, Chairman of the Board of Directors and sole shareholder for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $1,058 at March 31, 2011.

4.      Related party transactions

David Rendina served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company from July 3, 2008 (inception) to April 25, 2011 and as Secretary from July 3, 2008 (inception) to November 19, 2009.  On July 8, 2008, the pursuant to a Stock Subscription Agreement Mr. Rendina agreed to act as our President and Chief Executive Officer for a term of one year beginning July 8, 2008, in exchange for 200,000 shares of the Company’s Common Stock.

On May 29, 2009, the Company executed a convertible note with David Rendina, our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors and, at the time, sole shareholder, in the amount of $15,000 for cash advanced to the Company.  The note is due upon demand by the holder and accrued interest monthly at Twelve Percent (12%) per annum.  Mr. Rendina, at his sole discretion, may elect, at any time, to convert all or a portion of the debt together with accrued interest into shares of the Company’s Common Stock at $0.10 per share.  The beneficial conversion feature was calculated to be zero at the time of issuance in accordance with Codification topic 470-20.  In addition, Mr. Rendina directly paid a $330 Company expense.  On April 2, 2010, $16,000 was paid to Mr. Rendina on the convertible demand note.  The Company has unpaid accrued interest of $1,058 at March 31, 2011.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2011

4.      Related party transactions (continued)

On September 15, 2009, pursuant to a Stock Subscription Agreement David Rendina purchased 666,660 shares on the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $3,333.

On November 19, 2009, Thomas E. Puzzo was elected Secretary of the Company.  Prior to his election, Mr. Puzzo’s company the Law Offices of Thomas E. Puzzo, PLLC (“Puzzo PLLC”) served as the Company’s legal counsel.  Puzzo PLLC was paid $5,000, $10,000 and $17,500 for legal services provided to the Company during the period October 1, 2009 to December 31, 2009 (second fiscal quarter), the period July 1, 2009 to December 31, 2009, and the period from inception (July 3, 200) to December 31, 2009, respectively.  There are no unpaid fees owed to Puzzo PLLC.

On February 10 and February 23, 2010, pursuant to two Stock Subscription Agreements Legacy Industries Inc. (“Legacy”) purchased 7,200,000 and 3,200,000 shares of the Company’s Common Stock registered under the Company’s Form S-1 for a cash payment of $26,000 and $16,000, respectively.  David Rendina is the sole shareholder of Legacy.

As of March 31, 2011, an aggregate of 11,266,660 shares or 57.1% of the Company’s Common Stock is held by David Rendina and Legacy Industries Inc.  On April 30, 2011, Legacy sold 10,200,000 shares of the Company’s Common Stock to Charles Rendina, the Chairman of the Board of Directors of the Company as of April 25, 2011, in exchange for a $51,000 promissory note due on demand on or after April 30, 2012.  Charles Rendina and David Rendina are brothers.

On February 14, 2010, Legacy was reimbursed an aggregate of $15,950 for management services ($13,450) and office expenses ($2,500) provided in support of the Company during the period September 8, 2009 to February 14, 2010.  The payment to Legacy was contingent on the Company raising an aggregate of $75,000 from the sale the Company’s Common Stock, which was achieved on February 10, 2010.  No further payments are due Legacy as of March 31, 2011.

On February 15, 2010, Legacy and their subcontractors completed a study and submitted their final report on a piece property (the “Recomp Site”) identified for potential acquisition by the Company; the Company has terminated discussions with the owner.  Legacy was paid a fixed fee of $10,000 for their services.

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

On April 25, 2011, by action of a majority of shareholders Charles Rendina was elected a Director of the Company.  Also on April 25, 2011, the Board of Directors accepted the resignation of David Rendina as President, Chief Executive Officer, and Chairman of the Board of Directors.

On April 30, 2011, Legacy sold 10,200,000 shares of the Company’s Common Stock to Charles Rendina, the Chairman of the Board of Directors of the Company as of April 25, 2011, in exchange for a $51,000 promissory note due on demand on or after April 30, 2012.

On May 11, 2011, the Board of Directors of the Company appointed Charles Rendina as the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors for an indefinite term beginning May 10, 2011, in exchange for 200,000 shares of the Company’s Common Stock.  Upon the Companies completion of its financing objectives, the Company shall compensate Mr. Rendina $180,000 Canadian dollars annually.  The agreement provides severance payments of six (6) months’ salary upon death or incapacity of Mr. Rendina and twenty-four (24) months’ salary for termination without cause.  Upon a 50% change in control, as defined, Mr. Rendina may terminate his employment within a period of six (6) months and he will receive twenty-four (24) month’s salary as severance.

GREEN CARBON TECHNOLOGIES CORP.
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2011

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

The Company funded its initial operations by way of loans from David Rendina its President, Chief Executive Officer, and Chairman of the Board of Directors.  The Company plans to raise additional funds through debt or equity offerings.  The current plan includes the sale of 1,000,000 shares at $0.10 per share based on the Company’s Form S-1 Registration Statement.

There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

6.      Capital stock

The Company’s capitalization is 100,000,000 shares of common stock, with a par value of $0.00001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.00001; with 19,719,980 and zero shares issued and outstanding at March 31, 2011, respectively.

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

7.      Subsequent events

On April 25, 2011, by action of a majority of shareholders Charles Rendina was elected a Director of the Company.  Also on April 25, 2011, the Board of Directors accepted the resignation of David Rendina as President, Chief Executive Officer, and Chairman of the Board of Directors.

On April 30, 2011, Legacy sold 10,200,000 shares of the Company’s Common Stock to Charles Rendina, the Chairman of the Board of Directors of the Company as of April 25, 2011, in exchange for a $51,000 promissory note due on demand on or after April 30, 2012.

On May 11, 2011, the Board of Directors of the Company appointed Charles Rendina as the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors for an indefinite term beginning May 10, 2011, in exchange for 200,000 shares of the Company’s Common Stock.  Upon the Companies completion of its financing objectives, the Company shall compensate Mr. Rendina $180,000 Canadian dollars annually.  The agreement provides severance payments of six (6) months’ salary upon death or incapacity of Mr. Rendina and twenty-four (24) months’ salary for termination without cause.  Upon a 50% change in control, as defined, Mr. Rendina may terminate his employment within a period of six (6) months and he will receive twenty-four (24) month’s salary as severance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Green Carbon Technologies Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the June 30, 2010 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-160366), as filed with the Securities and Exchange Commission on October 13, 2010.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Reclassification

Certain reclassifications have been made to prior year amounts and share numbers to conform to the current period presentation.  These reclassifications had no effect on operating results or total stockhodlers' equity.

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

Phases II and III of the Company’s development program are as follows:
Phase	Development Program	Cost	Status

Phase II	Complete property purchase agreement, and develop detailed engineering and business operating contracts.	$8,900,000	Expected to be completed in October 2012

Phase III	Final design and request for proposals from subcontractors and equipment manufacturers. Construction of facility and demonstration of GHG technology	$30,500,000	Expected to be completed by winter 2013

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

Results of Operations

We have generated no revenues since inception and have incurred $83,178 in expenses from inception through March 31, 2011.  These expenses were comprised of consulting and professional fees, and general and administrative costs.  We incurred expenses of $4,972 and $43,135 for the three-month periods ended March 31, 2011 and 2010, respectively.  We incurred expenses of $12,694 and $58,328 for the nine-month periods ended March 31, 2011 and 2010, respectively.

The following table provides selected financial data about our company for the period ended March 31, 2011.

Balance Sheet Data:	March 31, 2011

Cash	$15,953
Total assets	$15,953
Total liabilities	$1,531
Shareholders’ equity	$14,422

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $15,953.  We do not have sufficient cash on hand to commence Phase II of our plan of operation or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence Phase II of our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses.  In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.   If we are unable to achieve the financing necessary to continue our plan of operation, then we will not be able to continue our business, commence Phase II and our business will fail.

Subsequent Events

On April 25, 2011, by action of a majority of shareholders Charles Rendina was elected a Director of the Company.  Also on April 25, 2011, the Board of Directors accepted the resignation of David Rendina as President, Chief Executive Officer, and Chairman of the Board of Directors.

On April 30, 2011, Legacy sold 10,200,000 shares of the Company’s Common Stock to Charles Rendina, the Chairman of the Board of Directors of the Company as of April 25, 2011, in exchange for a $51,000 promissory note due on demand on or after April 30, 2012.

On May 11, 2011, the Board of Directors of the Company appointed Charles Rendina as the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors for an indefinite term beginning May 10, 2011, in exchange for 200,000 shares of the Company’s Common Stock.  Upon the Companies completion of its financing objectives, the Company shall compensate Mr. Rendina $180,000 Canadian dollars annually.  The agreement provides severance payments of six (6) months’ salary upon death or incapacity of Mr. Rendina and twenty-four (24) months’ salary for termination without cause.  Upon a 50% change in control, as defined, Mr. Rendina may terminate his employment within a period of six (6) months and he will receive twenty-four (24) month’s salary as severance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On April 25, 2011, David Rendina resigned all offices of an officer and director of the Company.  David Rendina had no disagreements with the Company in connection with his resignation.  Concurrent with David Rendina’s resignation, David Rendina’s brother, Charles Rendina, was appointed a director of the Company.  On May 11, 2011, Charles Rendina was appointed President and Chief Executive Officer of the Company.

On May 11, 2011, the Company entered into an Executive Employment Agreement with Charles Rendina whereby he will be paid an annual salary of $180,000 Canadian dollars and is granted 200,000 shares of common stock in exchange for serving as President and Chief Executive Officer.  Payment of the annual salary is deferred until the company completes its financial objectives.  The Company can terminate the Executive Employment Agreement by paying 24 months’ salary, all accrued vacation pay and reimbursable expenses and any unpaid salary.  Charles Rendina can terminate the Executive Employment Agreement with 30 days notice.

Charles Rendina BA, JD, was elected to the Board of Directors on August 25, 2011.  He has been the president and chief executive officer of the corporation since May 10 of 2011.  He is an attorney with over 21 years of experience. He is licensed to practice law in the state of Washington and in the province of British Columbia Canada. He is an active member of the Washington State Bar Association and serves on the executive of the International Law Section and a member of the Securities Committee of the Business Section. His preferred practice areas include financings, mergers and acquisitions, licensing, complex commercial transactions, securities law compliance and providing strategic advice to international businesses.

Since June of 2008 Mr. Rendina led the cross-border focus group at Boughton Law Corporation Vancouver British Columbia. He is leaving Boughton effective May 31, 2011 to pursue other endeavours including leading Green Carbon Technologies Corp.

Mr. Rendina has been a director of private and public companies.  He is currently the president of Abra, Inc. a Washington based incorporation and registered agent service.  He has served in an executive function including acting as CEO of Deltalok System Corporation., a supplier of green building materials and as Vice-president of Lightyear Technologies Inc., an advanced materials company. Between 2003 and 2005 Mr. Rendina was employed as a licensed broker dealer representative, with series 66 and series 7 securities licenses, by A.  G.  Edwards and Sons

Mr. Rendina holds a JD from the University of British Columbia Law School and a Bachelor of Arts degree at Western Washington University in 1980. Mr Rendina resides in Bellingham Washington.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Executive Employment Agreement dated May 11, 2011 by and between the Company and Charles Rendina.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN CARBON TECHNOLOGIES CORP.
(Name of Registrant)

Date: May 19, 2011	By:	/s/ Charles Rendina
Name: Charles Rendina
Title: President and Chief Executive Officer, principal financial officer and principal accounting officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Executive Employment Agreement dated May 11, 2011 by and between the Company and Charles Rendina.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-160366), as filed with the Securities and Exchange Commission on July 1, 2009.